Form 10-K
period 2006-12-31
Newcastle Mortgage Securities Trust 2006-1, Asset-Backed Notes, Series 2006-1
filed 2007-03-30
CIK 1357032

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2006
                                       or
[ ]     TRANSITION REPORT  PURSUANT TO  SECTION  13 OR 15(d) OF  THE  SECURITIES
        EXCHANGE ACT OF 1934 for the transition period from           to

                                           Commission File Number: 333-127352-35


                        FINANCIAL ASSET SECURITIES CORP.
             (Exact name of registrant as specified in its charter)

                   NEWCASTLE MORTGAGE SECURITIES TRUST 2006-1
                                (Issuing Entity)

                        FINANCIAL ASSET SECURITIES CORP.
             (Exact name of Depositor as specified in its charter)

                           NEWCASTLE INVESTMENT CORP.
              (Exact name of Sponsor as specified in its charter)

         Delaware                                            06-1442101
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                            Identification No.)

600 Steamboat Road
Greenwich, Connecticut                                           06830
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code : (203) 625-2700


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal
quarter.   Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1 Any annual report to security holders; (2) Any proxy information statement; and, (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders
for fiscal year ended date December 24, 1980).    None

PART I

Item 1.  Business.

         Not Applicable.

Item 1A. Risk Factors.

         Not Applicable.

Item 1B. Unresolved Staff Comments.

         None.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         There is currently no established secondary record for the registered market for the certificates known to the Registrant. As of December 31, 2006, the number of holders of record for the registered certificates was 68 based on records provided by The Depository Trust Company.

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

         Not Applicable.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.


PART IV

Item 15. Exhibits, Financial Statement Schedules.

         (a)(1) Financial Statements:
                Not Applicable.

         (a)(2) Financial Statement Schedules:
                Not Applicable.

         (a)(3) The following documents are filed as a part of this report:

         Exhibit No.

         4 Indenture, dated as of April 6, 2006, among Newcastle Mortgage Securities Trust 2006-1 and J.P. Morgan Chase Bank, N.A. (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on April 26, 2006).

         10     Incorporated by reference as Exhibit 4.

         31.1   Rule 13a-14(d)/15d-14(d) Certification

         (b)    The exhibits required  to be  filed  by  Registrant pursuant  to
                Item 601 of Regulation S-K are listed in the Exhibit Index that immediately follows the signature page hereof.

         (c)    Not Applicable.

                 ADDITIONAL DISCLOSURE ITEMS FROM REGULATION AB

Item 1112(b) of Regulation AB:
         Significant Obligor Financial Information

         Not Applicable.

Item 1114(b)(2) and Item 1115(b) of Regulation AB:
         Significant Enhancement Provider Financial Information

         Not Applicable.

Item 1117 of Regulation AB:
         Legal Proceedings

         There are no legal proceedings pending, or proceedings known to be contemplated by governmental authorities, against the sponsor, the depositor, the servicer, the trustee, or the trust, or any property thereof, that is material to the holders of certificates.

Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions

         None, other than those disclosed in the prospectus.

Item 1122 of Regulation AB: Compliance with applicable Servicing Criteria

         (a)    The following documents are filed as part of this report.

                Exhibit No.

                33.1 Certification Regarding Compliance with Applicable Servicing Criteria, Nationstar Mortgage LLC
                33.2 Assertion of Compliance With Applicable Servicing Criteria The Bank of New York & The Bank of New York Trust Company
                33.3 Assertion of Compliance With Applicable Servicing Criteria JPMorgan Chase Bank, N.A.
                33.4 Assertion of Compliance With Applicable Servicing Criteria JPMorgan Chase Bank, N.A.
                34.1 Report of Independent Registered Public Accounting Firm Nationstar Mortgage LLC - (Ernst & Young)
                34.2 Report of Independent Registered Public Accounting Firm The Bank of New York & The Bank of New York Trust Company (Ernst & Young)
                34.3  Report  of  Independent  Registered Public Accounting Firm
                      JPMorgan Chase Bank, N.A. - (PricewaterhouseCoopers)
                34.4  Report  of  Independent  Registered Public Accounting Firm
                      JPMorgan Chase Bank, N.A. - (PricewaterhouseCoopers)

The  following   parties  have  reported  one  or  more  instances  of  material noncompliance with applicable servicing criteria in their reports on assessments of compliance:

     Nationstar Mortgage LLC has reported material noncompliance with applicable servicing criteria. Nationstar Mortgage LLC's report on assessment of compliance is attached as Exhibit 33.1

     JPMorgan  Chase  Bank,  N.A.  has  reported  material   noncompliance  with
     applicable servicing criteria. JPMorgan Chase Bank, N.A.'s report on assessment of compliance is attached as Exhibit 33.3

Item 1123 of Regulation AB:  Servicer Compliance Statement

         (a)    The following document are filed as part of this report.

                Exhibit No.

                35.1  Servicer Compliance Statement

Supplemental information to be furnished with reports filed pursuant to section 15(d) of the Act by Registrants which have not registered securities pursuant to
Section 12 Of The Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificateholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                By:  Nationstar Mortgage LLC, as Servicer

                By:  /s/ Jay Bray
                     -----------------------------------------
              Name:  Jay Bray
             Title:  Executive Vice President and Chief Financial Officer

              Date:  March 30, 2007

                                  EXHIBIT INDEX

Exhibit        Description

 4 Indenture, dated as of April 6, 2006, among Newcastle Mortgage Securities Trust 2006-1 and J.P. Morgan Chase Bank, N.A. (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on April 26, 2006).

 10            Incorporated by reference as Exhibit 4.

 31.1          Rule 13a-14(d)/15d-14(d) Certification

 33.1 Certification Regarding Compliance with Applicable Servicing Criteria, Nationstar Mortgage LLC

 33.2 Assertion of Compliance With Applicable Servicing Criteria The Bank of New York and The Bank of New York Trust Company, as Indenture Trustee and Custodian

 33.3 Assertion of Compliance With Applicable Servicing Criteria JPMorgan Chase Bank, N.A., as Indenture Trustee

 33.4 Assertion of Compliance With Applicable Servicing Criteria JPMorgan Chase Bank, N.A., as Custodian

 34.1 Report of Independent Registered Public Accounting Firm Nationstar Mortgage LLC

 34.2          Report of Independent Registered Public Accounting Firm
               The Bank of New York and The Bank of New York Trust Company

 34.3 Report of Independent Registered Public Accounting Firm JPMorgan Chase Bank, N.A., (Indenture Trustee)

 34.4 Report of Independent Registered Public Accounting Firm JPMorgan Chase Bank, N.A., (Custodian)

 35.1          Servicer Compliance Statement

                                  EXHIBIT 31.1
                                ----------------
                     Rule 13a-14(d)/15d-14(d) Certification

                         Certification of the Servicer

RE:  Newcastle Mortgage Securities Trust 2006-1 (the "Trust")

I, Jay Bray, certify that:

     I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Newcastle Mortgage Securities Trust 2006-1 (the "Exchange Act periodic reports");

     Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

     I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements; and

     All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by JP Morgan Chase Bank, N.A., Assurant Inc., and First American.

     Date: March 20, 2007

                            /s/ Jay Bray
                            ----------------------------------------------------
                            Jay Bray
                            Executive Vice President and Chief Financial Officer

                                  EXHIBIT 33.1
                                ----------------
     Certification Regarding Compliance with Applicable Servicing Criteria
                             Nationstar Mortgage LLC


1. Nationstar Mortgage LLC (f/k/a Centex Home Equity Company, LLC) ("Nationstar") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB, as of and for the 12-month period ending December 31, 2006 (the "Reporting Period"), as set forth in Exhibit A hereto. The transactions covered by this report include asset-backed securities transactions for which Nationstar acted as servicer involving first and second lien residential mortgage loans other than (a) transactions registered prior to compliance with Regulation AB and (b) Fannie Mae residential mortgage loan securitizations (the Platform), as listed in Exhibit B hereto;

2. Nationstar engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities, and Nationstar elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors' activities, unless otherwise noted, as set forth in Exhibit A hereto;

3. Except as set forth in paragraph 4 below, Nationstar used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Exhibit A hereto are inapplicable to Nationstar based on the activities it performs, directly or through its Vendors, with respect to the Platform;

5. Nationstar has complied, in all material respects, with the applicable servicing criteria as of and for the Reporting Period with respect to the Platform taken as a whole, except as described on Exhibit C hereto;

6. Nationstar has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting period with respect to the Platform taken as a whole, except as described on Exhibit C hereto;

7. Nationstar has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole; and

8. Ernst & Young, a registered public accounting firm, has issued an attestation report on Nationstar's assessment of compliance with the applicable servicing criteria for the Reporting Period.


                        March 20, 2007

                        Nationstar Mortgage LLC

                        By: /s/ Jay Bray
                        ---------------------------------------------------
                        Name:  Jay Bray
                        Title: Executive Vice President and Chief Financial
                               Officer

                                   EXHIBIT A

---------------------------------------------------------------------------  ----------------------------  -------------------
                                                                                                              INAPPLICABLE
                                                                                     APPLICABLE                 SERVICING
                                  SERVICING CRITERIA                             SERVICING CRITERIA             CRITERIA
---------------------------------------------------------------------------  -------------  -------------  -------------------
                                                                                            Performed by
                                                                                            Vendor(s)
                                                                                            for which
                                                                                            Nationstar
                                                                                            is the
                                                                             Performed by   Responsible
   Reference                           Criteria                              Nationstar     Party
---------------------------------------------------------------------------  -------------  -------------  -------------------
                           General Servicing Considerations
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(1)(i)    Policies and procedures are instituted to monitor any
                    performance or other triggers and events of default in
                    accordance with the transaction agreements.                   X
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(1)(ii)   If any material servicing activities are outsourced to
                    third parties, policies and procedures are instituted to
                    monitor the third party's performance and compliance
                    with such servicing activities.                               X
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(1)(iii)  Any requirements in the transaction agreements to maintain a back-up servicer for the mortgage loans are
                    maintained.                                                                                    X
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(1)(iv)   A fidelity bond and errors and omissions policy is in
                    effect on the party participating in the servicing
                    function throughout the reporting period in the amount
                    of coverage required by and otherwise in accordance
                    with the terms of the transaction agreements.                 X
---------------------------------------------------------------------------  -------------  -------------  -------------------
                          Cash Collection and Administration
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(2)(i)    Payments on mortgage loans are deposited into the
                    appropriate custodial bank accounts and related bank
                    clearing accounts no more than two business days
                    following receipt, or such other number of
                    days specified in the transaction agreements.                 X             X(1)
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(2)(ii)   Disbursements made via wire transfer on behalf of an
                    obligor or to an investor are made only by authorized
                    personnel.                                                                  X(2)
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(2)(iii)  Advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other
                    fees charged for such advances, are made, reviewed and
                    approved as specified in the transaction agreements.          X
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(2)(iv)   The related accounts for the transaction, such as cash
                    reserve accounts or accounts established as a form of
                    overcollateralization, are separately maintained (e.g.,
                    with respect to commingling of cash) as set forth in
                    the transaction agreements.                                   X
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(2)(v)    Each custodial account is maintained at a federally
                    insured depository institution as set forth in the
                    transaction agreements. For purposes of this criterion,
                    federally insured depository institution" with respect
                    to a foreign financial institution means a foreign
                    financial institution that meets the requirements of
                    Rule 13k-1(b)(1) of the Securities Exchange Act.              X
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent
                    unauthorized access.                                          X             X(2)
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(2)(vii)  Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including
                    custodial accounts and related bank clearing accounts.
                    These reconciliations are (A) mathematically accurate;
                    (B) prepared within 30 calendar days after the bank
                    statement cutoff date, or such other number of days
                    specified in the transaction agreements; (C) reviewed
                    and approved by someone other than the person who
                    prepared the reconciliation; and (D) contain
                    explanations for reconciling items. These reconciling
                    items are resolved within 90 calendar days of their
                    original identification, or such other number of days
                    specified in the transaction agreements.                      X
---------------------------------------------------------------------------  -------------  -------------  -------------------
                             Investor Remittances and Reporting
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(3)(i)    Reports to investors, including those to be filed with
                    the Commission, are maintained in accordance with the
                    transaction agreements and applicable Commission
                    requirements. Specifically, such reports (A) are
                    prepared in accordance with timeframes and other terms
                    set forth in the transaction agreements; (B) provide
                    information calculated in accordance with the terms
                    specified in the transaction agreements; (C) are filed
                    with the Commission as required by its rules and
                    regulations; and (D) agree with investors' or the
                    trustee's records as to the total unpaid principal
                    balance and number of mortgage loans serviced by the
                    Servicer.                                                                   X(2)
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(3)(ii)   Amounts due to investors are allocated and remitted in
                    accordance with timeframes, distribution priority and
                    other terms set forth in the  transaction agreements.                       X(2)
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(3)(iii)  Disbursements made to an investor are posted within two business days to the Servicer's investor records, or
                    such other number of days specified in the transaction
                    agreements.                                                                 X(2)
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(3)(iv)   Amounts remitted to investors per the investor reports
                    agree with cancelled checks, or other form of payment,
                    or custodial bank statements.                                               X(2)
---------------------------------------------------------------------------  -------------  -------------  -------------------
                                  Pool Asset Administration
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(4)(i)    Collateral or security on mortgage loans is maintained
                    as required by the transaction agreements or related
                    mortgage loan documents.                                      X
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(4)(ii)   Mortgage loan and related documents are safeguarded as
                    required by the transaction agreements                        X
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(4)(iii)  Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with
                    any conditions or requirements in the transaction
                    agreements.                                                   X
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(4)(iv)   Payments on mortgage loans, including any payoffs, made
                    in accordance with the related mortgage loan documents
                    are posted to the Servicer's obligor records maintained
                    no more than two business days after receipt, or such
                    other number of days specified in the transaction
                    agreements, and allocated to principal, interest or other
                    items (e.g., escrow) in accordance with the related
                    mortgage loan documents.                                      X
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(4)(v)    Servicer's records regarding the pool assets agree with
                    the Servicer's record's with respect to an obligor's
                    unpaid principal balance.                                     X
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(4)(vi)   Changes with respect to the terms or status of an
                    obligor's mortgage loans (e.g., loan modifications or
                    re-agings) are made, reviewed and approved by authorized
                    personnel in accordance with the transaction agreements
                    and related pool asset documents.                             X
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(4)(vii)  Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure,
                    foreclosures and repossessions, as applicable) are
                    initiated, conducted and concluded in accordance with
                    the timeframes or other requirements established by the
                    transaction agreements.                                       X
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(4)(viii) Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in
                    accordance with the transaction agreements. Such records
                    are maintained on at least a monthly basis, or such
                    other period specified in the transaction agreements,
                    and describe the entity's activities in monitoring
                    delinquent mortgage loans including, for example, phone
                    calls, letters and payment rescheduling plans in cases
                    where delinquency is deemed temporary (e.g., illness or
                    unemployment).                                                X
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(4)(ix)   Adjustments to interest rates or rates of return for
                    mortgage loans with variable rates are computed based
                    on the related mortgage loan documents.                       X
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(4)(x)    Regarding any funds held in trust for an obligor (such
                    as escrow accounts): (A) such funds are analyzed, in
                    accordance with the obligor's mortgage loan documents,
                    on at least an annual basis, or such other period
                    specified in the transaction agreements; (B) interest
                    on such funds is paid, or credited, to obligors in
                    accordance with applicable mortgage loan documents and
                    state laws; and (C) such funds are returned to the
                    obligor within 30 calendar days of full repayment of
                    the related mortgage loans, or such other number of
                    days specified in the transaction agreements.                 X
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(4)(xi)   Payments made on behalf of an obligor (such as tax or
                    insurance payments) are made on or before the related
                    penalty or expiration dates, as indicated on the
                    appropriate bills or notices for such payments,
                    provided that such support has been received by the
                    servicer at least 30 calendar days prior to these
                    dates, or such other number of days specified in the
                    transaction agreements.                                                     X(2)
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(4)(xii)  Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid
                    from the Servicer's funds and not charged to the
                    obligor, unless the late payment was due to the
                    obligor's error or omission.                                                X(2)
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(4)(xiii) Disbursements made on behalf of an obligor are posted within two business days to the obligor's records
                    maintained by the Servicer, or such other number of
                    days specified in the transaction agreements.                 X
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible accounts are recognized and recorded in accordance with the
                    transaction agreements.                                       X
---------------------------------------------------------------------------  -------------  -------------  -------------------
   1122(d)(4)(xv)   Any external enhancement or other support, identified
                    in Item 1114(a)(1) through (3) or Item 1115 of
                    Regulation AB, is maintained as set forth in the
                    transaction agreements.                                       X
---------------------------------------------------------------------------  -------------  -------------  -------------------
(1) Nationstar has elected  to take responsibility for assessing  compliance  with such servicing  criteria as  permitted by  the
    Interpretation 17.06  of the  SEC Division of Finance Telephone interpretation with respect to the initial processing of cash receipts at the lockbox.
(2) Nationstar will obtain an assertion of management and an accompanying 1122 Attestation Report from the vendor performing such activities.



                                    EXHIBIT B
                                ----------------

                      Centex Home Equity Loan Trust 2006-A
                    Nationstar Home Equity Loan Trust 2006-B
                   Newcastle Mortgage Securities Trust 2006-1
 Asset Backed Securities Corporation Home Equity Loan Trust, Series MO 2006-HE6


                                   EXHIBIT C*
                                ----------------

1.   Nationstar  has  identified  the  following  noncompliance  with  servicing
     criteria  1122(d)(2)(vii)(B)  and  1122(d)(2)(vii)(D)   applicable  to  the
     Platform during the year ended December 31, 2006 as follows:

     1122(d)(2)(vii)(B) - Reconciliations prepared on a monthly basis for all asset-backed securities related accounts and related bank clearing accounts were not prepared within 30 calendar days after the bank statement cutoff date.

     1122(d)(2)(vii)(D) - Reconciliations prepared on a monthly basis for all asset-backed securities related accounts and related bank clearing accounts contained reconciling items that were not resolved within 90 calendar days of their original identification.

2. Nationstar has implemented the following procedures to further monitor compliance with servicing criteria 1122(d)(2)(vii)(B) and 1122(d)(2)(vii)(D) applicable to the Platform during the year ended December 31, 2006 as follows:

     1122(d)(2)(vii)(B) - In previous years, Nationstar has implemented controls to ensure that all reconciliations were completed within the minimum USAP standard of 45 days. During 2006, 93% (14 out of 15) of the tested reconciliations complied with the previous USAP standard. Controls to ensure that reconciliations were completed within the more rigorous standard stated in Regulation AB Item 1122(d)(2)(vii)(B) have been implemented by Nationstar management to ensure compliance with this servicing standard in future periods.

     1122(d)(2)(vii)(D) - During 2006, reconciliations prepared on a monthly basis identified reconciling items aged over 90 days. Control activities previously documented and tested under Section 404 of the Sarbanes-Oxley Act of 2002 have been implemented to ensure that all reconciling items over 90 days required appropriate management approval to remain outstanding. The servicing standard in Regulation AB requires that all reconciling items be resolved within 90 calendar days, regardless of management approval. From the previously identified over 90 day reconciling items, all of the items were resolved without any write-offs. Controls to ensure that reconciling items are resolved within the more rigorous standard stated in Regulation AB Item 1122(d)(2)(vii)(D) have been implemented by Nationstar management to ensure compliance with this servicing standard in future periods.

3. Nationstar has identified the following noncompliance with servicing criteria for Vendors identified, applicable to the Platform during the year ended December 31, 2006 as follows:

     JP Morgan
     Item 1122(d)(3)(i): Certain monthly investor reports omitted information required by the transaction agreements and/or contained errors in the information presented.

     Item 1122(d)(3)(ii): Certain monthly investor distributions contained errors as to amounts due to certain investors.

     First American Real Estate Solutions, L.P.
     1122(d)(2)(vii)(B) - Reconciliations prepared on a monthly basis for all asset-backed securities related accounts and related bank clearing accounts were not prepared within 30 calendar days after the bank statement cutoff date. First American management has implemented enhanced controls to ensure that all reconciliations are completed within the 30 day time period.

     Assurant, Inc.
     1122(d)(4)(xii) - Assurant, Inc.'s Report on Assessment of Compliance and related Attestation Report determined that criterion 1122(d)(4)(xii) relates to servicing activities that are applicable to the Platform, but were excluded from the scope of Assurant Inc.'s assertions and not reported on.

* Accountants' attestation report covers only paragraph 1 of this Exhibit C.

                     REPORT ON ASSESSMENT OF COMPLIANCE WITH
                SECTION 1122(d)(2)(vi) and SECTION 1122(d)(4)(xi)
                       of REGULATION AB SERVICING CRITERIA


American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in 1122(d)(2)(vi), 1122(d)(4)(xi) and 1122(d)(4)(xii) of Title 17, 229.1122(d) of
the Code of Federal Regulations, which the Asserting Party has concluded are applicable to the insurance escrow servicing activities it performs with respect to all mortgage loan-tracking transactions covered by this report. The transactions covered by this report include all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"). The scope of the Asserting Party assertions excludes 1122(d)(4)(xii) of Title 17, 229.1122(d) of the Code of Federal Regulations, which relates to servicing activities that are performed by the Asserting Party with respect to the Platform, but are not reported on herein.

The Asserting Party has assessed its compliance with 1122(d)(2)(vi) and 1122(d)(4)(xi) ("the Applicable Servicing Criteria") for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period with respect to the Platform taken as a whole. The Asserting Party used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the Applicable Servicing Criteria.

The Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of and for the Reporting Period ending December 31, 2006 as set forth in this assertion.

     American Security Insurance Company
     Standard Guaranty Insurance Company
     Safeco Financial Institution Solutions, Inc.


     By: /s/ John Frobose
     --------------------------------------------
     John Frobose
     Senior Vice President


     Date: February 23, 2007

                       REPORT ON ASSESSMENT OF COMPLIANCE

First American Real Estate Solutions of Texas, L.P. (an indirect subsidiary of The First American Corporation, and the "Asserting Party") is responsible for assessing compliance as of December 31, 2006, and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Title 17, Section 229.1122(d)(1)(iv), (d)(2)(v),
(d)(2)(vi), (d)(2)(vii), (d)(4)(xi), (d)(4)(xii) and (d)(4)(xiii) of the Code of
Federal Regulations the ("CFR") applicable to the Asserting Party (the "Applicable Servicing Criteria"). The transactions covered by this report include all loans for residential mortgage loan outsourcing customers for which the Asserting Party served as the residential tax service provider (the "Platform").

The Asserting Party has assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has concluded that, except as set forth hereinbelow, the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006, and for the Reporting Period with respect to the Platform taken as a whole.

The Asserting Party assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified a material instance of noncompliance with the servicing criterion set forth in Section 229.1122(d)(2)(vii)(B) of the CFR with respect to the Platform. Specifically, the Asserting Party did not prepare reconciliations for all asset-backed securities related bank accounts within 30 calendar days after the bank statement cut-off date or such number of days specified in the transaction agreements.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006, and for the Reporting Period as set forth in this assertion.

FIRST AMERICAN REAL ESTATE SOLUTIONS OF TEXAS, L.P.
By:   First American Real Estate Solutions LLC
      General Partner

/s/ Lucy A. Przybyla
---------------------
Lucy A. Przybyla
Senior Vice President
February 28, 2007

                                  EXHIBIT 33.2
                                ----------------
           Assertion of Compliance With Applicable Servicing Criteria
          The Bank of New York and The Bank of New York Trust Company,
                       as Indenture Trustee and Custodian


The Bank of New York and The Bank of New York Trust Company, N.A. (collectively, the "Company") provides this platform-level assessment of compliance with the servicing criteria specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission.

Management has determined that the following servicing criteria are applicable in regards to the following servicing platform for the following period:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other mortgage-related asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006) for which the Company provides trustee, securities administration, paying agent or custodial services. The platform includes like kind transactions for which the Company provided trustee, securities administrator, paying agent or custodial services as a result of the Company's acquisition as of October 1, 2006 of portions of JPMorgan Chase Bank, N.A.'s corporate trust business, including structured finance agency and trust transactions.

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required by the related transaction agreements as to any transaction, except for the following criteria: 1122 (d) (1)(ii), (iii), (iv),
(4) (iv), (v), (vi), (vii), (viii), (ix), (x), (xi), (xii) and (xiii).

Period: Twelve months ended December 31, 2006.

With respect to the Platform and the Period, the Company provides the following assessment of compliance in respect of the Applicable Servicing Criteria:

- The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

- The  Company has assessed  compliance with the  Applicable Servicing Criteria.

- As of December 31, 2006 and for the Period, the Company was in material compliance with the Applicable Servicing Criteria.


Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance.


        The Bank of New York                    The Bank of New York
        The Bank of New York Trust              The Bank of New York Trust
            Company, N.A.                           Company, N.A.

        By: /s/ Robert L. Griffin               By: /s/ Patrick J. Tadie
            ----------------------                  ----------------------
            Robert L. Griffin                       Patrick J. Tadie
            Authorized Signer                       Authorized Signer


March 1, 2007

                                  EXHIBIT 33.3
                                ----------------
              Management's Report on Assessment of Compliance with
                          Applicable Servicing Criteria
                 JPMorgan Chase Bank, N.A., as Indenture Trustee


     JPMorgan Chase Bank, National Association (the "Asserting Party") is responsible for assessing compliance as of September 30, 2006 and for the period from January 1, 2006 through September 30, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122 (d) of the Code of Federal Regulations (the "CFR"), to the extent required by the related transaction agreements and excluding the criteria set forth in 17 CFR 229.1122(d) (1)(ii)-(iv), (2)(iii), (2)(vi), (4)(i)-(ii), and (4)(iv)-(xiv)
which the Asserting Party has concluded are not applicable to the activities it performs with respect to the asset-backed securitization transactions covered by this report (such criteria, after giving effect to the exclusions identified above, the "Applicable Servicing Criteria"). This report covers certain asset-backed securities transactions backed by residential mortgages, home equity loans, auto loans, credit card receivables, dealer floor plans, retail installment contracts and manufactured housing contracts for which transactions the Asserting Party performs the Applicable Servicing Criteria as trustee, securities administrator or paying agent that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were outstanding during the reporting period (the "Platform"), as listed in Appendix A.

     The Asserting Party has (i) used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) concluded that, other than as identified on Appendix B, the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of September 30, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

     PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform, stating that the Asserting Party has complied with the Applicable Servicing Criteria, except for material instances of non-compliance identified on Appendix B, as of September 30, 2006 and for the Reporting Period.

JPMorgan Chase Bank, National Association

/s/ Kelly A. Mathieson
-----------------------
Kelly A. Mathieson, Managing Director
Date:  March 14, 2007


--------------------------------------------------------------------------------
                                   Appendix A
--------------------------------------------------------------------------------
                         BA Master Credit Card Trust II
                   Capital Auto Receivables Asset Trust 2006-1
                      Capital One Auto Finance Trust 2006-A
                      Capital One Auto Finance Trust 2006-B
                Capital One Prime Auto Receivables Trust, 2006-1
                      Centex Home Equity Loan Trust 2006-A
                          Chase Auto Owner Trust 2006-A
                          Chase Auto Owner Trust 2006-B
          Chase Credit Card Master Trust, Series 1996-2 (Class A and B)
          Chase Credit Card Master Trust, Series 1996-3 (Class A and B)
                  Chase Credit Card Master Trust, Series 2001-1
                  Chase Credit Card Master Trust, Series 2001-2
                  Chase Credit Card Master Trust, Series 2001-4
                  Chase Credit Card Master Trust, Series 2001-6
                  Chase Credit Card Master Trust, Series 2002-1
                  Chase Credit Card Master Trust, Series 2002-3
                  Chase Credit Card Master Trust, Series 2002-5
                  Chase Credit Card Master Trust, Series 2002-7
                  Chase Credit Card Master Trust, Series 2003-1
                  Chase Credit Card Master Trust, Series 2003-2
                  Chase Credit Card Master Trust, Series 2003-3
                  Chase Credit Card Master Trust, Series 2003-4
                  Chase Credit Card Master Trust, Series 2003-5
                  Chase Credit Card Master Trust, Series 2003-6
                  Chase Credit Card Master Trust, Series 2004-1
                  Chase Credit Card Master Trust, Series 2004-2
                   Chase Mortgage Finance Trust Series 2006-A1
                   Chase Mortgage Finance Trust Series 2006-S1
                   Chase Mortgage Finance Trust Series 2006-S2
                          ChaseFlex Trust Series 2006-1
                          ChaseFlex Trust Series 2006-2
                     Citigroup Mortgage Loan Trust 2006-CB3
                           CNH Equipment Trust 2006-A
                           CNH Equipment Trust 2006-B
             CWHEQ Revolving Home Equity Loan Trust, Series 2006- F
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-A
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-B
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-C
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-D
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-E
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-G
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-H
                        DaimlerChrysler Auto Trust-2006-A
            Ford Credit Floorplan Master Owner Trust A, Series 2006-3
            Ford Credit Floorplan Master Owner Trust A, Series 2006-4
                      GMACM Home Equity Loan Trust 2006-HE1
                      GMACM Home Equity Loan Trust 2006-HE2
                      GMACM Home Equity Loan Trust 2006-HE3
                      GMACM Home Equity Loan Trust 2006-HE4
                        GMACM Home Loan Trust 2006-HLTV1
                       GMACM Mortgage Loan Trust 2006-AR2
                            GS Auto Loan Trust 2006-1
                          GSAA Home Equity Trust 2006-1
                         GSAA Home Equity Trust 2006-12
                          GSAA Home Equity Trust 2006-3
                          GSAA Home Equity Trust 2006-5
                          GSAA Home Equity Trust 2006-6
                          GSAA Home Equity Trust 2006-9
                         GSR Mortgage Loan Trust 2006-4F
                    Honda Auto Receivables 2006-1 Owner Trust
                     IXIS Real Estate Capital Trust 2006-HE1
                     IXIS Real Estate Capital Trust 2006-HE2
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE2
                 J.P. Morgan Mortgage Acquisition Corp. 2006-HE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-WMC1
                J.P. Morgan Mortgage Acquisition Trust 2006-ACC1
                 J.P. Morgan Mortgage Acquisition Trust 2006-CW1
                 J.P. Morgan Mortgage Acquisition Trust 2006-HE2
                 J.P. Morgan Mortgage Acquisition Trust 2006-NC1
                 J.P. Morgan Mortgage Acquisition Trust 2006-NC2
                 J.P. Morgan Mortgage Acquisition Trust 2006-RM1
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC2
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC3
                    Nationstar Home Equity Loan Trust 2006-B
                   Newcastle Mortgage Securities Trust 2006-1
                 NovaStar Mortgage Funding Trust, Series 2006-1
                 NovaStar Mortgage Funding Trust, Series 2006-2
                 NovaStar Mortgage Funding Trust, Series 2006-3
                NovaStar Mortgage Funding Trust, Series-2006-MTA1
                Origen Manufactured Housing Contract Trust 2006-A
                 Ownit Mortgage Loan Trust, Series 2006-1 Trust
                 Popular ABS Mortgage Pass-Through Trust 2006-A
                 Popular ABS Mortgage Pass-Through Trust 2006-B
                 Popular ABS Mortgage Pass-Through Trust 2006-C
                 Popular ABS Mortgage Pass-Through Trust 2006-D
                           RAAC Series 2006-SP1 Trust
                           RAAC Series 2006-SP2 Trust
                           RAAC Series 2006-SP3 Trust
                           RAMP Series 2006-RS1 Trust
                           RAMP Series 2006-RS2 Trust
                           RAMP Series 2006-RS3 Trust
                           RAMP Series 2006-RS4 Trust
                           RAMP Series 2006-RS5 Trust
                           RAMP Series 2006-RZ1 Trust
                           RAMP Series 2006-RZ2 Trust
                           RAMP Series 2006-RZ3 Trust
                           RAMP Series 2006-RZ4 Trust
                          RFMSII Series 2006-HSA1 Trust
                      The Home Equity Loan Trust 2006-HSA2
                      The Home Equity Loan Trust 2006-HSA3
                      The Home Equity Loan Trust 2006-HSA4
                      The Home Equity Loan Trust 2006-HSA5
                          The Home Loan Trust 2006-HI1
                          The Home Loan Trust 2006-HI2
                          The Home Loan Trust 2006-HI3
                          The Home Loan Trust 2006-HI4
                          USAA Auto Owner Trust 2006-1
                          USAA Auto Owner Trust 2006-2

--------------------------------------------------------------------------------
                                   APPENDIX B
--------------------------------------------------------------------------------
                       Material Instances of Noncompliance

During the Reporting Period, the Company has identified the following material instances of noncompliance the Applicable Servicing Criteria.

     CFR  Item   1122(d)(3)(i):   Certain  monthly   investor   reports  omitted
     information required by the transaction agreements and/or contained errors in the information presented.

     CFR Item 1122(d)(3)(ii): Certain monthly investor distributions contained errors as to amounts due to certain investors.

                               Remediation Efforts

Errors and omissions were corrected and appropriate measures were taken to avoid similar errors and omissions.
--------------------------------------------------------------------------------


        Management's Report on Assessment of Compliance with Applicable
                               Servicing Criteria

     JPMorgan Chase Bank, National Association (the "Asserting Party") is responsible for assessing compliance as of October 1, 2006 and for the period from October 1, 2006 through December 31, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122 (d) of the Code of Federal Regulations (the "CFR"), to the extent required by the related transaction agreements excluding the criteria set forth in 17 CFR 229.1122(d)
(1)(i)-(iv),  (2)(i)-(vi),  (3)(i)-(iv),  and  (4)(i)-(xv),  which the Asserting
Party has concluded are not applicable to the activities it performs with respect to the asset-backed securitization transactions covered by this report (such criteria, after giving effect to the exclusions identified above, the "Applicable Servicing Criteria"). This report covers the asset-backed securities transactions backed by residential mortgages and home equity loans, auto loans, credit cards, dealer floor plans, retail installment contracts and manufactured housing contracts for which transactions the Asserting Party performs the applicable servicing criteria, that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were either (1) issued during the calendar year ending December 31, 2006 or (2) issued prior to the calendar year ending December 31, 2006 and remain subject to the reporting requirements under the Securities and Exchange Act of 1934, as amended (the "Platform"), as listed in Appendix A.

     The Asserting Party has (i) used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

     PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform, on our assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period as set forth in this report.

JPMorgan Chase Bank, National Association

/s/ Brian Goldman
------------------------------------
Brian Goldman, Senior Vice President
Date:  March 12, 2007


--------------------------------------------------------------------------------
                                   Appendix A
--------------------------------------------------------------------------------
                         BA Master Credit Card Trust II
                   Capital Auto Receivables Asset Trust 2006-1
                   Capital Auto Receivables Asset Trust 2006-2
                      Capital One Auto Finance Trust 2006-A
                      Capital One Auto Finance Trust 2006-B
                      Capital One Auto Finance Trust 2006-C
                 Capital One Prime Auto Receivables Trust 2006-2
                Capital One Prime Auto Receivables Trust, 2006-1
                      Centex Home Equity Loan Trust 2006-A
                          Chase Auto Owner Trust 2006-A
                          Chase Auto Owner Trust 2006-B
          Chase Credit Card Master Trust, Series 1996-2 (Class A and B)
          Chase Credit Card Master Trust, Series 1996-3 (Class A and B)
                  Chase Credit Card Master Trust, Series 2001-1
                  Chase Credit Card Master Trust, Series 2001-2
                  Chase Credit Card Master Trust, Series 2001-4
                  Chase Credit Card Master Trust, Series 2001-6
                  Chase Credit Card Master Trust, Series 2002-1
                  Chase Credit Card Master Trust, Series 2002-3
                  Chase Credit Card Master Trust, Series 2002-5
                  Chase Credit Card Master Trust, Series 2002-7
                  Chase Credit Card Master Trust, Series 2003-1
                  Chase Credit Card Master Trust, Series 2003-2
                  Chase Credit Card Master Trust, Series 2003-3
                  Chase Credit Card Master Trust, Series 2003-4
                  Chase Credit Card Master Trust, Series 2003-5
                  Chase Credit Card Master Trust, Series 2003-6
                  Chase Credit Card Master Trust, Series 2004-1
                  Chase Credit Card Master Trust, Series 2004-2
                   Chase Mortgage Finance Trust Series 2006-A1
                   Chase Mortgage Finance Trust Series 2006-S1
                   Chase Mortgage Finance Trust Series 2006-S2
                   Chase Mortgage Finance Trust Series 2006-S3
                   Chase Mortgage Finance Trust Series 2006-S4
                          ChaseFlex Trust Series 2006-1
                          ChaseFlex Trust Series 2006-2
                     Citigroup Mortgage Loan Trust 2006-CB3
                           CNH Equipment Trust 2006-A
                           CNH Equipment Trust 2006-B
             CWHEQ Revolving Home Equity Loan Trust, Series 2006- F
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-A
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-B
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-C
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-D
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-E
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-G
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-H
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-I
                        DaimlerChrysler Auto Trust-2006-A
            Ford Credit Floorplan Master Owner Trust A, Series 2006-3
            Ford Credit Floorplan Master Owner Trust A, Series 2006-4
                    GE Equipment Midticket LLC, Series 2006-1
                      GMACM Home Equity Loan Trust 2006-HE1
                      GMACM Home Equity Loan Trust 2006-HE2
                      GMACM Home Equity Loan Trust 2006-HE3
                      GMACM Home Equity Loan Trust 2006-HE4
                      GMACM Home Equity Loan Trust 2006-HE5
                        GMACM Home Loan Trust 2006-HLTV1
                       GMACM Mortgage Loan Trust 2006-AR2
                            GS Auto Loan Trust 2006-1
                          GSAA Home Equity Trust 2006-1
                         GSAA Home Equity Trust 2006-12
                          GSAA Home Equity Trust 2006-3
                          GSAA Home Equity Trust 2006-5
                          GSAA Home Equity Trust 2006-6
                          GSAA Home Equity Trust 2006-9
                         GSR Mortgage Loan Trust 2006-4F
                    Honda Auto Receivables 2006-1 Owner Trust
                     IXIS Real Estate Capital Trust 2006-HE1
                     IXIS Real Estate Capital Trust 2006-HE2
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE2
                 J.P. Morgan Mortgage Acquisition Corp. 2006-HE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-WMC1
                J.P. Morgan Mortgage Acquisition Trust 2006-ACC1
                 J.P. Morgan Mortgage Acquisition Trust 2006-CH1
                 J.P. Morgan Mortgage Acquisition Trust 2006-CH2
                 J.P. Morgan Mortgage Acquisition Trust 2006-CW1
                 J.P. Morgan Mortgage Acquisition Trust 2006-HE2
                 J.P. Morgan Mortgage Acquisition Trust 2006-HE3
                 J.P. Morgan Mortgage Acquisition Trust 2006-NC1
                 J.P. Morgan Mortgage Acquisition Trust 2006-NC2
                 J.P. Morgan Mortgage Acquisition Trust 2006-RM1
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC2
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC3
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC4
                    Nationstar Home Equity Loan Trust 2006-B
                   Newcastle Mortgage Securities Trust 2006-1
                 NovaStar Mortgage Funding Trust, Series 2006-1
                 NovaStar Mortgage Funding Trust, Series 2006-2
                 NovaStar Mortgage Funding Trust, Series 2006-3
                NovaStar Mortgage Funding Trust, Series-2006-MTA1
                Origen Manufactured Housing Contract Trust 2006-A
                 Ownit Mortgage Loan Trust, Series 2006-1 Trust
                 Popular ABS Mortgage Pass-Through Trust 2006-A
                 Popular ABS Mortgage Pass-Through Trust 2006-B
                 Popular ABS Mortgage Pass-Through Trust 2006-C
                 Popular ABS Mortgage Pass-Through Trust 2006-D
                 Popular ABS Mortgage Pass-Through Trust 2006-E
                           RAAC Series 2006-SP1 Trust
                           RAAC Series 2006-SP2 Trust
                           RAAC Series 2006-SP3 Trust
                           RAMP Series 2006-RS1 Trust
                           RAMP Series 2006-RS2 Trust
                           RAMP Series 2006-RS3 Trust
                           RAMP Series 2006-RS4 Trust
                           RAMP Series 2006-RS5 Trust
                           RAMP Series 2006-RZ1 Trust
                           RAMP Series 2006-RZ2 Trust
                           RAMP Series 2006-RZ3 Trust
                           RAMP Series 2006-RZ4 Trust
                          RFMSII Series 2006-HSA1 Trust
                      The Home Equity Loan Trust 2006-HSA2
                      The Home Equity Loan Trust 2006-HSA3
                      The Home Equity Loan Trust 2006-HSA4
                      The Home Equity Loan Trust 2006-HSA5
                          The Home Loan Trust 2006-HI1
                          The Home Loan Trust 2006-HI2
                          The Home Loan Trust 2006-HI3
                          The Home Loan Trust 2006-HI4
                          USAA Auto Owner Trust 2006-1
                          USAA Auto Owner Trust 2006-2

                                  EXHIBIT 33.4
                                ----------------
                 Management's Report on Assessment of Compliance
                       with Applicable Servicing Criteria
                     JPMorgan Chase Bank, N.A., as Custodian


     JPMorgan Chase Bank, National Association (the "Asserting Party") is responsible for assessing compliance as of September 30, 2006 and for the period from January 1, 2006 through September 30, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122 (d) of the Code of Federal Regulations (the "CFR"), to the extent required by the related transaction agreements excluding the criteria set forth in 17 CFR 229.1122(d)
(1)(i)-(iv),  (2)(i)-(vii),  (3)(i)-(iv), and (4)(iii)-(xv), which the Asserting
Party has concluded are not applicable to the activities it performs with respect to the asset-backed securitization transactions covered by this report such criteria, after giving effect to the exclusions identified above, the "Applicable Servicing Criteria"). This report covers the asset-backed securities transactions backed by residential mortgages and home equity loans, for which transactions the Asserting Party acts as Custodian, that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were issued during the Reporting Period (the "Platform"), as listed in Appendix A.

     The Asserting Party has (i) used the criteria set forth in 17 CFS 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of September 30, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

     PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform, on our assessment of compliance with the Applicable Servicing Criteria as of September 30, 2006 and for the Reporting Period as set forth in this report.

J.P. Morgan Trust Company, National Association, as Custodian

/s/ Kelly A. Mathieson, Managing Director
-----------------------------------------
Date:  March 1, 2007


                                   Appendix A
                                ----------------

                         GSAA Home Equity Trust 2006-1
                         GSAA Home Equity Trust 2006-10
                         GSAA Home Equity Trust 2006-11
                         GSAA Home Equity Trust 2006-13
                         GSAA Home Equity Trust 2006-14
                         GSAA Home Equity Trust 2006-15
                         GSAA Home Equity Trust 2006-16
                         GSAA Home Equity Trust 2006-3
                         GSAA Home Equity Trust 2006-4
                         GSAA Home Equity Trust 2006-5
                         GSAA Home Equity Trust 2006-6
                         GSAA Home Equity Trust 2006-7
                         GSAA Home Equity Trust 2006-8
                         GSAA Home Equity Trust 2006-9
                        GSR Mortgage Loan Trust 2006-1F
                        GSR Mortgage Loan Trust 2006-2F
                        GSR Mortgage Loan Trust 2006-3F
                        GSR Mortgage Loan Trust 2006-4F
                        GSR Mortgage Loan Trust 2006-5F
                        GSR Mortgage Loan Trust 2006-8F
                        GSR Mortgage Loan Trust 2006-AR1
                        GSR Mortgage Loan Trust 2006-AR2
                         HomeBanc Mortgage Trust 2006-1
                       J.P. Morgan Mortgage Trust 2006-A1
                       J.P. Morgan Mortgage Trust 2006-A2
                       J.P. Morgan Mortgage Trust 2006-A3
                       J.P. Morgan Mortgage Trust 2006-A4
                       J.P. Morgan Mortgage Trust 2006-A5
                       J.P. Morgan Mortgage Trust 2006-A6
                       J.P. Morgan Mortgage Trust 2006-S1
                       J.P. Morgan Mortgage Trust 2006-S2
                       J.P. Morgan Mortgage Trust 2006-S3
                   J.P. Morgan Alternative Loan Trust 2006-A1
                   J.P. Morgan Alternative Loan Trust 2006-A2
                   J.P. Morgan Alternative Loan Trust 2006-A3
                   J.P. Morgan Alternative Loan Trust 2006-A4
                   J.P. Morgan Alternative Loan Trust 2006-A5
                   J.P. Morgan Alternative Loan Trust 2006-S1
                   J.P. Morgan Alternative Loan Trust 2006-S2
                   Newcastle Mortgage Securities Trust 2006-1
                 Popular ABS Mortgage Pass-Through Trust 2006-A Popular ABS Mortgage Pass-Through Trust 2006-B Popular ABS Mortgage Pass-Through Trust 2006-C Popular ABS Mortgage Pass-Through Trust 2006-D
                        Soundview Home Loan Trust 2006-2
                        Soundview Home Loan Trust 2006-3

                                  EXHIBIT 34.1
                                ----------------
             Report of Independent Registered Public Accounting Firm
                            Nationstar Mortgage LLC


We have examined management's assertion, included in the accompanying Certification Regarding Compliance with Applicable Servicing Criteria, that Nationstar Mortgage LLC (the Company) complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the first and second lien residential mortgage loans for which the Company acted as Servicer other than (a) transactions registered prior to compliance with Regulation AB and (b) Fannie Mae residential mortgage loan securitizations (the Platform), except for the instances of material noncompliance described therein, as of and for the year ended December 31, 2006, and except for the criteria set forth in Sections 1122(d)(1)(iii), 1122(d)(2)(ii), 1122(d)(3)(i)-(iv), and 1122(d)(4)(xi)-(xii), which the Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. See Exhibit B of Management's certification for the asset backed transactions covered by this platform.
Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria and as permitted by the Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. Although the Company is responsible for assessing compliance with Section 1122(d)(4)(iii) of Regulation AB, there were no servicing activities performed by the Company during the year ended December 31, 2006 that required this servicing criterion to be complied with. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion, for servicing criterion 1122(d)(2)(i), the Company has engaged a vendor to perform the activities required by this servicing criterion. The Company has determined that this vendor is not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the applicable servicing criteria applicable to this vendor as permitted by Interpretation 17.06. As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendor's activities comply in all material respects with servicing criteria applicable to the vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed the following material noncompliance with servicing criteria 1122(d)(2)(vii)(B) and 1122(d)(2)(vii)(D) applicable to the Company's platform covered by this report during the year ended December 31, 2006. 1122(d)(2)(vii)(B) - Reconciliations were not prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements. 1122(d)(2)(vii)(D) - Reconciliations included reconciling items greater than 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

The information in the Certification Regarding Compliance with Applicable Servicing Criteria in Items 2 and 3 of Exhibit C (i.e. remediation and vendor non-compliance) is presented by the Company for information purposes. Such information has not been subjected to the procedures applied in our examination of management's assertion as described above, and accordingly, we express no opinion on it.

In our opinion, except for the material noncompliance described in the fourth paragraph, the Company complied with the aforementioned servicing criteria, including servicing criterion 1122(d)(2)(i) for which compliance is determined based on Interpretation 17.06 as described above, as of and for the year ended December 31, 2006, for the Platform.


                                                /s/ ERNST & YOUNG LLP
March 20, 2007

PricewaterhouseCoopers LLP
10 Tenth Street, Northwest
Suite 1400
Atlanta, GA 30309-3851
Telephone (678) 419 1000
Facsimile (678) 419 1239
www.pwc.com


             Report of Independent Registered Public Accounting Firm


To the Shareholders and the Board of Directors of Assurant, Inc.:

We have examined management's assertion, included in the accompanying management's Report on Assessment of Compliance with 1122(d)(2)(vi) and 1122(d)(4)(xi) of Regulation AB Servicing Criteria, that American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"), as of December 31, 2006 and for the year then ended, excluding (i) criteria
1122(d)(1)(i)  through  1122(d)(1)(iv),   1122(d)(2)(i)  through  1122(d)(2)(v),
1122(d)(2)(vii),  1122(d)(3)(i)  through  1122(d)(3)(iv),  1122(d)(4)(i) through
1122(d)(4)(x) and 1122(d)(4)(xiii) through 1122(d)(4)(xv), which the Asserting Party has determined are not applicable to the activities performed by it with respect to the Platform and (ii), criterion 1122(d)(4)(xii), which relates to servicing activities that are applicable to the Platform, but are excluded from the scope of management's assertion and are not reported on herein. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was concluded in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Asserting Party complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Platform is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP
------------------------------
Atlanta, Georgia
February 23, 2007

PricewaterhouseCoopers LLP
Suite 1800
2001 Ross Ave.
Dallas TX 75201-2997
Telephone (214) 999 1400
Facsimile (214) 754 7991
www.pwc.com



            Report of Independent Registered Public Accounting Firm


To the Board of Directors of The First American Corporation:

We have examined First American Real Estate Solutions of Texas, L.P.'s (the "Company" and an indirect subsidiary of The First American Corporation), compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for all loans for residential mortgage loan outsourcing customers for which the Company served as the residential tax service provider (the "Platform") described in the accompanying Report on Assessment of Compliance, as of December 31, 2006 and for the year then ended, excluding criteria 1122(d)(1)(i)-(iii), 1122(d)(2)(i)-(iv), 1122(d)(3)(i)-(iv), 1122(d)(4)(i)-(x) and 1122(d)(4)(xiv)-(xv), which the
Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following material instance of noncompliance with the servicing criteria set forth in Item 1122(d)(2)(vii)(B) of Regulation AB applicable to the Company during year ended December 31, 2006. Account reconciliations for all asset-backed securities related bank accounts were not prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements as required by Item 1122(d)(2)(vii)(B) of Regulation AB.

In our opinion, except for the material instance on noncompliance described in the preceding paragraph, First American Real Estate Solutions of Texas, L.P. complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for all loans for residential mortgage loan outsourcing customers for which the Company served as the residential tax service provider, in all material respects.

/s/ PricewaterhouseCoopers LLP
------------------------------
February 28, 2007

                                  EXHIBIT 34.2
                                ----------------
             Report of Independent Registered Public Accounting Firm
           The Bank of New York and The Bank of New York Trust Company

ERNST & YOUNG                                      Ernst & Young LLP
                                                   5 Times Square
                                                   New York, New York 10036-6530

                                                   Phone: (212) 773-3000
                                                   www.ey.com


Board of Directors
The Bank of New York

We have examined management's assertion, included in the accompanying Management's Report on Assertion of Compliance with Applicable Servicing Criteria that The Bank of New York and The Bank of New York Trust Company, N.A., (collectively, the "Company"), complied with the servicing criteria set forth in
Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the publicly issued (i.e. transaction-level reporting initially required under the Securities and Exchange Act of 1934, as amended) residential mortgage-backed securities and other mortgage-related asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006) for which the Company provides trustee, securities administration, paying agent, or custodial services (the "Platform") as of and for the year ended December 31, 2006 except for criteria 1122(d)(1)(ii)-(iv), and 1122(d)(4)(iv)-(xiii), which the Company has determined are not applicable to the activities performed by them with respect to the servicing Platform covered by this report. The Platform includes like-kind transactions for which the Company provided trustee, securities administration, paying agent or custodial services as a result of the Company's acquisition as of October 1, 2006 of portions of JPMorgan Chase Bank, N.A.'s corporate trust business, including structured finance agency and trust transactions. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria and as permitted by the Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone
Interpretations ("Interpretation 17.06"). Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as applicable, as of and for the year ended December 31, 2006 for the Platform, is fairly stated, in all material respects.


                                                /s/ Ernst & Young LLP

March 1, 2007

                                  EXHIBIT 34.3
                                ----------------
             Report of Independent Registered Public Accounting Firm
                 JPMorgan Chase Bank, N.A., (Indenture Trustee)

                                                   PricewaterhouseCoopers LLP
                                                   PricewaterhouseCoopers Center
                                                   300 Madison Avenue
                                                   New York NY  10017
                                                   Telephone (646)471-3000
                                                   Facsimile (813)286-6000


To the Board of Directors of JPMorgan Chase Bank, National Association

We have examined  JPMorgan Chase Bank,  National  Association's  (the "Company")
compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB as of September 30, 2006 and for the period from January 1, 2006 to September 30, 2006 (the "Reporting Period") for the asset-backed securities transactions backed by residential mortgages, home equity loans, auto loans, credit card receivables, dealer floor plans, retail installment contracts and manufactured housing contracts that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were outstanding during the Reporting Period (the "Platform") described in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, excluding criteria 1122(d)(1)(ii)-(iv), 1122(d)(2)(iii), 1122(d)(2)(vi), 1122(d)(4)(i)-(ii), and 1122(d)(4)(iv)-(xiv), which the Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Appendix A to management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset- backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following material noncompliance with the servicing criteria set forth in Items 1122(d)(3)(i) and 1122(d)(3)(ii) of Regulation AB applicable to the Company during the period from January 1, 2006 to September 30, 2006. Certain monthly investor reports omitted information required by the transaction agreements and/or contained errors in the information presented and certain monthly investor distributions contained errors as to the amounts due to certain investors.

In our opinion, except for the material noncompliance described in the preceding paragraph, JPMorgan Chase Bank, National Association complied with the aforementioned applicable servicing criteria as of and for the period ended September 30, 2006 for the Platform, in all material respects.



/s/ PricewaterhouseCoopers LLP
-------------------------------
New York, New York
March 14, 2007



                                                   PricewaterhouseCoopers LLP
                                                   PricewaterhouseCoopers Center
                                                   300 Madison Avenue
                                                   New York NY  10017
                                                   Telephone (646)471-3000
                                                   Facsimile (813)286-6000

             Report of Independent Registered Public Accounting Firm

To the Board of Directors of JPMorgan Chase Bank, National Association

We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, that JPMorgan Chase Bank, National Association (the "Company") complied with the servicing criteria set forth in Item 1122(d)of the Securities and Exchange Commission's Regulation AB as of December 31, 2006 and for the period from October 1, 2006 to December 31, 2006 (the "Reporting Period") for the asset-backed securities transactions backed by residential mortgages, home equity loans, auto loans, credit cards, dealer floor plans, retail installment contracts and manufactured housing contacts, that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were outstanding during the Reporting Period (the "Platform"), excluding criteria 1122(d)(1)(i)-(iv), 1122(d)(2)(i)-(vi), 1122(d)(3)(i)-(iv) and 1122(d)(4)(i)-(xv), which the Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Appendix A to management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset- backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the JPMorgan Chase Bank, National Association complied with the aforementioned applicable servicing criteria as of and for the period ended December 31, 2006 for the Platform is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP
-------------------------------
New York, New York
March 12, 2007

                                  EXHIBIT 34.4
                                ----------------
             Report of Independent Registered Public Accounting Firm
                     JPMorgan Chase Bank, N.A., (Custodian)

                                                PricewaterhouseCoopers LLP
                                                PricewaterhouseCoopers Center
                                                300 Madison Avenue
                                                New York, NY  10017
                                                Telephone (646)471 3000
                                                Facsimile (813)286 6000


To the Board of Directors of JPMorgan Chase Bank, National Association:

We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, that JPMorgan Chase Bank, National Association (the "Company") complied with the servicing criteria set forth in Item 1122(d)of the Securities and Exchange Commission's Regulation AB for asset-backed securities transactions backed by residential mortgages and home equity loans, for which the Company acts as Custodian (the "Platform"), as of September 30, 2006 and for the period from January 1, 2006 to September 30, 2006 excluding criteria 1122(d)(1)(i)-(iv), (2)(i)-(iv), (3)(i)-(iv), and (4)(iii)-(xv), which the
Company has determined are not applicable to the activities performed by it with respect to the Platform. Appendix A to the management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset- backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the period ended September 30, 2006 for the Platform is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP
-------------------------------
March 1, 2007

                                  EXHIBIT 35.1
                                ----------------

                          SERVICER COMPLIANCE STATEMENT
                            SEC.1123 of REGULATION AB

     I, Jay Bray, Executive Vice President of Nationstar Mortgage LLC (f/k/a Centex Home Equity Company, LLC) ("Nationstar"), hereby certify that:

(1) Based on my knowledge, Nationstar has fulfilled all of its obligations under the respective Pooling and Servicing Agreements in all material respects throughout the reporting period, except as described in Item 1122, Certification Regarding Compliance with Applicable Servicing Criteria;

(2) I am responsible for reviewing the activities performed by Nationstar as servicer under the respective Pooling and Servicing Agreements, and based on my knowledge and the compliance review conducted in preparing the Report on Assessment of Compliance and except as disclosed in the Report on Assessment of Compliance and the Attestation Report, Nationstar has fulfilled its obligations under the respective Pooling and Servicing Agreements in all material respects.


  Nationstar Mortgage LLC

  By:   /s/ Jay Bray
        ------------------------------------------------------
  Name:  Jay Bray
  Title: Executive Vice President and Chief Financial Officer


  Date:  March 20, 2007